Form 10-K
period 2003-12-31
C-BASS MORTGAGE LOAN ASSET-BACKED CERT SER 2003-CB3
filed 2004-03-30
CIK 1248641

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-106175

Merrill Lynch Mortgage Investors, Inc.,
(Exact name of registrant as specified in its charter)

Delaware                          13-5674085
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

4LD Financial Center Floor 10
New York, NY                                    10281-1310
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:      212-449-1000

C-Bass Mortgage Loan Asset-Backed Certificates
Series 2003-CB3
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
      Yes           X - No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

      As of December 31, 2003, the Trust had Twenty-six (26) holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.

Item 14. Principal Accounting Fees and Services.

      Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
	       31.1 Sarbanes-oxley Certification
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants


      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      July 25, 2003; August 25, 2003; September 25, 2003;
      October 27, 2003; November 25, 2003; December 26, 2003


      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-Bass Mortgage Loan Asset-Backed Certificates
Series 2003-CB3

      /s/  	Larry B. Litton

      Name:  	Larry B. Litton

      Title:  	President & CEO

      Company:  Litton Loan Servicing, LP

      Date:  	3/30/2004



               EXHIBIT INDEX

     Exhibit Number Description
	       31.1 Sarbanes-oxley Certification
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants



	EXHIBIT 31.1 -- Sarbanes Oxley Certification


I, Larry B. Litton, President and CEO of Litton Loan Servicing, LP certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of C-Bass Mortgage Loan Asset-Backed Certificates
Series 2003-CB3

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank National Association, as Trustee




Dated:              3/30/2004

Signature:          /s/ Larry B. Litton

Company:            Litton Loan Servicing, LP

Title:              President & CEO



       EXHIBIT 99.1 -- Servicer's Annual Statement of Compliance


LITTON LOAN SERVICING LP
An affiliate of C-BASS
4828 Loop Central Drive
Houston, Texas 77081
Telephone (713) 960-9676
Fax (713) 960-0539

February 20, 2004

RE:
2003-CB3, C-BASS Mortgage Loan Asset-Backed Certificates

To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and
(ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2003.

Sincerely,

/s/ Janice McClure			/s/ Ann Kelley
Janice McClure				Ann Kelley
Senior Vice President			Secretary



       EXHIBIT 99.2 -- Report of Independent Accountants


Independent Accountants' Report

To The Partners of Litton Loan Servicing LP:

We have examined management's assertion that Litton
Loan Servicing LP (the Company) has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards described in the accompanying Management Assertion Report dated February 20, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American
Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended
December 31, 2003, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Dated: February 20, 2004


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM
SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.	CUSTODIAL BANK ACCOUNTS

1.	Reconciliations shall be prepared on a monthly
	basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall: be mathematically accurate;
	be prepared within forty-five (45) calendar days after the cutoff date;
	be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items.
	These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2.	Funds of the servicing entity shall be advanced
	in cases where there is an overdraft in an investor's or a mortgagor's account.

3.	Each custodial account shall be maintained at
	a federally insured depository institution in trust for the applicable investor.

4.	Escrow funds held in trust for a mortgagor shall
	be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.	MORTGAGE PAYMENTS

1.	Mortgage payments shall be deposited into the
	custodial bank accounts and related bank clearing accounts within two business days of receipt.

2.	Mortgage payments made in accordance with the
	mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3.	Mortgage payments shall be allocated to principal,
	interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4.	Mortgage payments identified as loan payoffs
	shall be allocated in accordance with the mortgagor's loan documents.

III.	DISBURSEMENTS

1.	Disbursements made via wire transfer on behalf
	of a mortgagor or investor shall be made only by authorized personnel.

2.	Disbursements made on behalf of a mortgagor or
	investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3.	Tax and insurance payments shall be made on or
	before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4.	Any late payment penalties paid in conjunction
	with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5.	Amounts remitted to investors per the servicer's
	investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.	Unused checks shall be safeguarded so as to
	prevent unauthorized access.

IV.	INVESTOR ACCOUNTING AND REPORTING

1.	The servicing entity's investor reports shall
	agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.	MORTGAGOR LOAN ACCOUNTING

1.	The servicing entity's mortgage loan records shall
	agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2.	Adjustments on ARM loans shall be computed based
	on the related mortgage note and any ARM rider.

3.	Escrow accounts shall be analyzed, in accordance
	with the mortgagor's loan documents, on at least an annual basis.

4.	Interest on escrow accounts shall be paid, or
	credited, to mortgagors in accordance with the applicable state laws.

VI.	DELINQUENCIES

1.	Records documenting collection efforts shall
	be maintained during the period a loan is in default and shall be updated at least monthly.
	Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
	(e.g., illness or unemployment).

VII.	INSURANCE POLICIES

1.	A fidelity bond and errors and omissions
	policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





LITTON LOAN SERVICING LP
An affiliate of C-BASS
4828 Loop Central Drive
Houston, Texas 77081
Telephone (713) 960-9676
Fax (713) 960-0539

Management Assertion Report

February 20, 2004

As of and for the year ended December 31,2003, Litton Loan Servicing LP
(the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $20,000,000 and an errors and omissions policy in the amount of $20,000,000.


/s/ Larry B. Litton
Larry B. Litton, Sr., President & CEO


/s/ Janice McClure
Janice McClure, Senior Vice President